Form 10-Q
period 1996-03-31
INTEGRATED RESOURCES AMERICAN LEASING INVESTORS VII-A
filed 1996-05-15
CIK 755112

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission file number 0-14461


             INTEGRATED RESOURCES AMERICAN LEASING INVESTORS VII-A,
                        A California Limited Partnership
             (Exact name of registrant as specified in its charter)


       CALIFORNIA                                                13-3244529
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   411 West Putnam Avenue, Greenwich, CT 06830
                    (Address of principal executive offices)

                                 (203) 862-7000
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    [ X ]          No [   ]

================================================================================

                              INTEGRATED RESOURCES,
                        AMERICAN LEASING INVESTORS VII-A,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           FORM 10-Q - MARCH 31, 1996



                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

          BALANCE SHEETS - March 31, 1996 and December 31, 1995

          STATEMENTS OF OPERATIONS - For the three months ended
               March 31, 1996 and 1995

          STATEMENT OF PARTNERS' EQUITY - For the three months ended
               March 31, 1996

          STATEMENTS OF CASH FLOWS - For the three months ended
               March 31, 1996 and 1995


          NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

      ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-A,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                      March 31,    December 31,
                                                        1996           1995
                                                     -----------    -----------
ASSETS

     Leased equipment - net of accumulated
        depreciation of $5,196,040 and $5,392,575
        and allowance for equipment impairment
         of $1,652,757 and $1,699,977 ............   $ 1,856,027    $ 2,078,535
     Cash and cash equivalents ...................       295,987        177,089
     Accounts receivable .........................       100,015        333,283
     Other receivables ...........................         1,176          7,284
                                                     -----------    -----------

                                                     $ 2,253,205    $ 2,596,191
                                                     ===========    ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Distributions payable .......................   $   171,030    $   100,606
     Accounts payable and accrued expenses .......        26,066         47,987
     Due to affiliates ...........................         3,536          4,208
     Note payable ................................          --          231,176
                                                     -----------    -----------

            Total liabilities ....................       200,632        383,977
                                                     -----------    -----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (19,920 units issued
        and outstanding) .........................     2,130,653      2,288,698
     General partners deficit ....................       (78,080)       (76,484)
                                                     -----------    -----------

        Total partners' equity ...................     2,052,573      2,212,214
                                                     -----------    -----------

                                                     $ 2,253,205    $ 2,596,191
                                                     ===========    ===========

See notes to financial statements.

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-A,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                         For the three months ended
                                                                  March 31,
                                                         --------------------------
                                                               1996        1995
                                                            --------    --------
Revenues
  Rental ...............................................    $169,268    $233,441
  Interest .............................................       3,380       2,713
                                                            --------    --------

                                                             172,648     236,154
                                                            --------    --------

Costs and expenses
  Depreciation .........................................     140,577     144,497
  General and administrative ...........................      16,650      21,751
  Fees to affiliates ...................................       9,651      11,078
  Interest .............................................        --         8,684
                                                            --------    --------

                                                             166,878     186,010
                                                            --------    --------

                                                               5,770      50,144

Gain on disposition of equipment .......................       5,619        --
                                                            --------    --------

Net income .............................................    $ 11,389    $ 50,144
                                                            ========    ========


Net income attributable to
  Limited partners .....................................    $ 11,275    $ 49,643
  General partners .....................................         114         501
                                                            --------    --------

                                                            $ 11,389    $ 50,144
                                                            ========    ========
Net income per unit of limited partnership interest
  (19,920 units outstanding) ...........................    $   0.57    $   2.49
                                                            ========    ========

See notes to financial statements

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-A,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          STATEMENT OF PARTNERS' EQUITY

                                                   Limited        General         Total
                                                  Partners'       Partners'      Partners'
                                                   Equity         Deficit         Equity
                                                 -----------    -----------    -----------
Balance, January 1, 1996 .....................   $ 2,288,698    $   (76,484)   $ 2,212,214

Net income for the three months
    ended March 31, 1996 .....................        11,275            114         11,389

Distributions to partners for the three months
    ended March 31, 1996 ($8.50 per limited
    partnership unit) ........................      (169,320)        (1,710)      (171,030)
                                                 -----------    -----------    -----------

Balance, March 31, 1996 ......................   $ 2,130,653    $   (78,080)   $ 2,052,573
                                                 ===========    ===========    ===========


See notes to financial statements

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-A,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                       For the three months ended
                                                               March 31,
                                                       --------------------------
                                                           1996         1995
                                                        ---------    ---------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income .....................................   $  11,389    $  50,144
     Adjustments to reconcile net income to net
        cash provided by operating activities
            Depreciation ............................     140,577      144,497
            Gain on disposition of equipment ........      (5,619)        --
     Changes in assets and liabilities
        Accounts receivable .........................     233,268      124,326
        Other receivables ...........................       6,108          200
        Accounts payable and accrued expenses .......     (21,921)      (9,758)
        Due to affiliates ...........................        (672)        --
                                                        ---------    ---------
            Net cash provided by operating activities     363,130      309,409
                                                        ---------    ---------

Cash flows from investing activities
     Proceeds from disposition of equipment .........      87,550       15,475
     Other non-operating payments ...................        --           (800)
                                                        ---------    ---------
            Net cash provided by investing activities      87,550       14,675
                                                        ---------    ---------

Cash flows from financing activities
     Distributions to partners ......................    (100,606)     (80,485)
     Principal payments on notes payable ............    (231,176)    (212,248)
                                                        ---------    ---------
            Net cash used in financing activities ...    (331,782)    (292,733)
                                                        ---------    ---------

Net increase in cash and cash equivalents ...........     118,898       31,351

Cash and cash equivalents, beginning of period ......     177,089      198,252
                                                        ---------    ---------

Cash and cash equivalents, end of period ............   $ 295,987    $ 229,603
                                                        =========    =========

Supplemental disclosure of cash flow information
     Interest paid ..................................   $   7,712    $  20,011
                                                        =========    =========

See notes to financial statements

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-A,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Integrated Resources American Leasing Investors VII-A, a California Limited Partnership (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Leased equipment

         The cost of leased equipment represents the initial cost of the equipment to the Partnership plus miscellaneous acquisition and closing costs, and is carried at the lower of depreciated cost or net realizable value.

         Depreciation is computed using the straight-line method, over the estimated useful lives of such assets (20 years for the seismic vessel and 13 years for transportation equipment).

         When equipment is sold or otherwise disposed of, the cost and accumulated depreciation (and any related allowance for equipment impairment) are removed from the accounts and any gain or loss on such sale or disposal is reflected in operations. Normal maintenance and repairs are charged to operations as incurred. The Partnership provides allowances for equipment impairment based upon a quarterly review of all equipment in its portfolio, when management believes that, based upon market analysis, appraisal reports and leases currently in place with respect to specific equipment, the investment in such equipment may not be recoverable.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The corporate general partner of the Partnership, ALI Capital Corp. (the "Corporate General Partner"), the managing general partner of the Partnership, ALI Equipment Management Corp. ("Equipment Management"), and Integrated Resources Equipment Group, Inc. ("IREG") are wholly owned subsidiaries of Presidio Capital Corp. ("Presidio"). Z Square G Partners II was the associate general partner of the Partnership through February 27, 1995. On February 28, 1995, Presidio Boram Corp., a subsidiary of Presidio, became the associate general partner. Other limited partnerships and similar investment programs have been formed by Equipment Management or its affiliates to acquire equipment and, accordingly, conflicts of interest may arise between the Partnership and such other limited partnerships. Affiliates of Equipment Management

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         have also engaged in businesses related to the management of equipment and the sale of various types of equipment and may transact business with the Partnership.

         Subject  to the  rights  of the  Limited  Partners  under  the  Limited
         Partnership Agreement, Presidio will control the Partnership through its direct or indirect ownership of all the shares of Equipment Management, the Corporate General Partner and, as of February 28, 1995, the associate general partner. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio Management is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of Equipment Management, the Corporate General Partner and the associate general partner. In March 1996, Presidio Management assigned its agreement for the day-to-day management of Presidio to Wexford Management LLC ("Wexford").

         Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated Resources, Inc. through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

         In March 1995, Presidio elected new directors for Equipment Management. Wexford Management Corp., formerly Concurrency Management Corp., provides management and administrative services to Presidio, its direct and indirect subsidiaries, as well as to the Partnership. Effective January 1, 1996, Wexford Management Corp. assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford. During the three months ended March 31, 1996, reimbursable expenses to Wexford by the Partnership amounted to $5,855.

         The Partnership has a management agreement with IREG, pursuant to which IREG would receive 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of IREG, as defined in the Limited Partnership Agreement. During the three months ended March 31, 1996 and 1995, the Partnership incurred expenses of $6,440 and $7,724, respectively, for such management services.

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributions of distributable cash from operations, as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. During the three months ended March 31, 1996 and 1995, the Partnership incurred partnership management fees of $3,211 and $3,354, respectively. Such amounts are included in fees to affiliates in the statements of operations.

         The general partners are entitled to 1% of distributable cash from operations and cash from sales and an allocation of 1% of taxable net income or loss of the Partnership.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         During the operating and sale stage of the Partnership, IREG may be entitled to receive certain other fees which are subordinated to the receipt by the limited partners of their original invested capital and certain specified minimum returns on their investment.

         Upon the ultimate liquidation of the Partnership, the general partners may be required to remit to the Partnership certain payments representing capital account deficit restoration based upon a formula provided within the Limited Partnership Agreement. Such restoration amount may be less than the recorded general partners' deficit, which could result in distributions to the limited partners of less than their recorded equity.

         In April 1995, Equipment Management and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which Equipment Management serves as general partner. Substantially all costs associated with the retention of Fieldstone will be paid by Equipment Management.

4        DISTRIBUTIONS TO PARTNERS

         Distributions payable to Limited Partners and General Partners of $169,320 ($8.50 per unit) and $1,710, respectively, at March 31, 1996 and were paid in May 1996.

5        DUE TO AFFILIATES

         The amounts due to affiliates of $3,536 and $4,208 at March 31, 1996 and December 31, 1995 represent Partnership management fees.

6        EQUIPMENT SALES - 1996

         On February 8, 1996, the Partnership entered into an agreement (the "Agreement") with an unaffiliated third party (the "Purchaser") which provides for the sale of 324 dry van piggyback trailers (the "Trailers") upon their return from the lessee. Pursuant to the terms of the Agreement, redelivery of the Trailers commenced on or about January 2, 1996 and will continue through the earlier of the date at which all Trailers have been delivered and December 31, 1996. The purchase price for each Trailer, which is redelivered on or before March 31, 1996 is $2,575 (the "Purchase Price"). The Purchase Price for any Trailer redelivered subsequent to March 31, 1996 will be adjusted based on such redelivery date. The adjusted Purchase Price is calculated by reducing the Purchase Price by $15 for every week (seven day period) that elapses from April 1, 1996 through December 31, 1996. As of March 31, 1996, 34 Trailers have been transferred to and accepted by Purchaser.

         The 34 Trailers were sold for sales proceeds aggregating $87,550. At the time of the sale, the net carrying value of the 34 Trailers was $81,931. The 34 Trailers had originally been acquired in January 1986 for an aggregate purchase cost of $466,264, inclusive of associated acquisition costs.

6        EQUIPMENT SALES - 1996 (continued)

         In addition, the basic term of the lease expired effective December 31, 1995, but each Trailer remains subject to the terms of its lease until the date it is redelivered by lessee in compliance with the return conditions defined in the lease agreement. At present, the return dates of the Trailers which remain on lease have not been finalized.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Liquidity and Capital Resources

         The Partnership declared a cash distribution of $8.50 per unit of limited partnership interest totaling $171,030 for the quarter ended March 31, 1996. The source of the distribution was primarily cash from operations and cash from sales generated during the current quarter. At March 31, 1996, the Partnership had operating reserves of $196,500 which was comprised of undistributed cash from operations of $96,910 as well as the general working capital reserve of $99,590.

         The Partnership anticipates that its cash for operations expected to be available for distributions and to pay operating expenses during the first six months of 1996 will continue to be provided from cash generated by the lease of a certain Seismic Vessel (the "Seismic Vessel") to Western Atlas International. Such lease expires June 30, 1996.

         The Partnership is investigating possible sale or lease opportunities with respect to the Seismic Vessel at the expiration of its lease. There can be no assurance that the Partnership will be successful in its efforts.

         On February 8, 1996, the Partnership entered into an agreement (the "Agreement") with an unaffiliated third party (the "Purchaser") which provides for the sale of 324 dry van piggyback trailers (the "Trailers") upon their return from the lessee. Pursuant to the terms of the Agreement, redelivery of the Trailers will commence on or about January 2, 1996 and continue through the earlier of the date at which all Trailers have been delivered and December 31, 1996. The purchase price for each Trailer, which is redelivered on or before March 31, 1996 is $2,575 (the "Purchase Price"). The Purchase Price for any Trailer redelivered subsequent to March 31, 1996 will be adjusted based on such redelivery date. The adjusted Purchase Price is calculated by reducing the Purchase Price by $15 for every week (seven day period) that elapses from April 1, 1996 through December 31, 1996. As of March 31, 1996, 34 Trailers have been transferred to and accepted by Purchaser.

         In addition, the basic term of the lease expired effective December 31, 1995, but each Trailer remains subject to the terms of its lease until the date it is redelivered by lessee in compliance with the return conditions defined in the lease agreement. At present, the return dates of the Trailers which remain on lease have not been finalized.

         The  Partnership's  leasing  arrangements  include  fixed rentals which provide sufficient funds for the Partnership to meet its cash requirements for the six months ended June 30, 1996 when the lease of Seismic Vessel is scheduled to terminate. In the future, liquidity and distribution levels may fluctuate based upon (I) the results of the Partnership's efforts to sell or re-lease the Seismic Vessel when the lease relating to such equipment expires (ii) closing the sale of the Trailers as mentioned above, and (iii) requirements for operating reserves, if any.

         At present, the level of fees payable to IREG for services rendered to the Partnership and other affiliated equipment leasing partnerships is declining. The effect of this situation cannot be determined at this point. The management agreements between the Partnership and IREG may be terminated by either party to such agreements.

         In April 1995, the Managing General Partner and certain affiliates entered into an agreement with Fieldstone pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which the Managing General Partner serves as general partner. Substantially, all costs associated with the retention of Fieldstone will be paid by the Managing General Partner.

         On February 28, 1995, Presidio Boram Corp., a subsidiary of Presidio, became the Associate General Partner upon the withdrawal of Z Square G Partners II, the former Associate General Partner.

         Inflation and changing prices have not had any material effect on the Partnership's revenues since its inception, nor does the Partnership anticipate any material effect on its business from these factors.

         The Partnership had no outstanding material commitments for capital expenditures as of March 31, 1996.

         Results of Operations

         Net income decreased for the three months ended March 31, 1996 as compared with the prior year's period, primarily due to a decrease in revenues partially offset by an overall decrease in expenses.

         The Partnership's rental revenues decreased for the three months ended March 31, 1996, due to a reduction of Trailers on lease. During the quarter ended March 31, 1996, 34 Trailers were returned by the lessee and sold as discussed previously.

         Expenses decreased for the three months ended March 31, 1996 in comparison to the prior year's period. There was no interest expense for the quarter ended March 31, 1996, due to the repayment of the principal amount of outstanding indebtedness by the application of rental payments on the leveraged transaction. The debt on such transaction was retired on January 2, 1996. Depreciation expense decreased as a result of the Trailer sales. Fees to affiliates decreased due to the reduction in equipment management fees as a result of the decrease in rentals in which such fees are based.

         A gain was recognized during the quarter ended March 31, 1996 due to the Trailer sales. No gain was recognized in the comparable period.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits: None
(b)  Reports on Form 8-K: None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Integrated Resources
                                       American Leasing Investors VII-A,
                                         a California Limited Partnership
                              By:      ALI Equipment Management Corp.
                                       Managing General Partner



                              /S/      Douglas J. Lambert
                                       -----------------------------------
                                       Douglas J. Lambert
                                       President (Principal Executive and
                                         Financial Officer)



Date: May 15, 1996