Form 10-Q
period 1996-06-30
INTEGRATED RESOURCES AMERICAN LEASING INVESTORS VII-A
filed 1996-08-14
CIK 755112

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                    Yes    [ X ]          No [   ]

                            INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-A,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            FORM 10-Q - JUNE 30, 1996





                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

          BALANCE SHEETS - June 30, 1996 and December 31, 1995

          STATEMENTS OF  OPERATIONS  - For the three  months ended June 30, 1996 and 1995 and the six months ended June 30, 1996 and 1995

          STATEMENT OF PARTNERS' EQUITY - For the six months ended June 30, 1996

          STATEMENTS OF CASH FLOWS - For the six months  ended June 30, 1996 and
               1995

          NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-A,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS



                                                                                        June 30,                December 31,
                                                                                          1996                      1995
                                                                                      -----------               -----------
ASSETS
     Leased equipment - net of accumulated
        depreciation of $5,125,307 and $5,392,575
        and allowance for equipment impairment
         of $1,624,981 and $1,699,977 ..........................................      $ 1,680,263               $ 2,078,535
     Cash and cash equivalents .................................................          259,965                   177,089
     Accounts receivable .......................................................          134,375                   333,283
     Other receivables .........................................................              965                     7,284
                                                                                      -----------               -----------
                                                                                      $ 2,075,568               $ 2,596,191
                                                                                      ===========               ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Distributions payable .....................................................      $   140,848               $   100,606
     Accounts payable and accrued expenses .....................................           17,737                    47,987
     Due to affiliates .........................................................            9,240                     4,208
     Note payable ..............................................................             --                     231,176
                                                                                      -----------               -----------
        Total liabilities ......................................................          167,825                   383,977
                                                                                      -----------               -----------



Commitments and contingencies

Partners' equity
     Limited partners' equity (19,920 units issued
        and outstanding) .......................................................        1,987,271                 2,288,698
     General partners' deficit .................................................          (79,528)                  (76,484)
                                                                                      -----------               -----------
        Total partners' equity .................................................        1,907,743                 2,212,214
                                                                                      -----------               -----------
                                                                                      $ 2,075,568               $ 2,596,191
                                                                                      ===========               ===========

See notes to financial statements.

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-A,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                                         For the three months ended        For the six months ended
                                                                                  June 30,                          June 30,
                                                                        ---------------------------       --------------------------
                                                                           1996             1995             1996             1995
                                                                        ---------        ---------        ---------        ---------
Revenues
     Rental .....................................................       $ 136,336        $ 233,441        $ 305,604        $ 466,882
     Interest ...................................................           3,393            2,571            6,773            5,284
                                                                        ---------        ---------        ---------        ---------
                                                                          139,729          236,012          312,377          472,166
                                                                        ---------        ---------        ---------        ---------
Costs and expenses
     Depreciation ...............................................         132,235          144,498          272,812          288,995
     General and administrative .................................           9,942           24,751           26,592           46,502
     Fees to affiliates .........................................           9,505           11,077           19,156           22,155
     Interest ...................................................            --              8,684             --             17,368
                                                                        ---------        ---------        ---------        ---------
                                                                          151,682          189,010          318,560          375,020
                                                                        ---------        ---------        ---------        ---------
                                                                          (11,953)          47,002           (6,183)          97,146

Gain on disposition of equipment ................................           7,971             --             13,590             --
                                                                        ---------        ---------        ---------        ---------

Net (loss) income ...............................................       $  (3,982)       $  47,002        $   7,407        $  97,146
                                                                        =========        =========        =========        =========
Net (loss) income attributable to
     Limited partners ...........................................       $  (3,942)       $  46,532        $   7,333        $  96,175

     General partners ...........................................             (40)             470               74              971
                                                                        ---------        ---------        ---------        ---------
                                                                        $  (3,982)       $  47,002        $   7,407        $  97,146
                                                                        =========        =========        =========        =========
Net (loss) income per unit of limited partnership
     interest (19,920 units outstanding) ........................       $   (0.20)       $    2.34        $    0.37        $    4.83
                                                                        =========        =========        =========        =========

See notes to financial statements.

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-A,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          STATEMENT OF PARTNERS' EQUITY


                                                                      Limited               General                Total
                                                                      Partners'            Partners'              Partners'
                                                                       Equity               Deficit                Equity
                                                                   -----------            -----------            -----------
Balance, January 1, 1996 ......................................    $ 2,288,698            $   (76,484)           $ 2,212,214

Net income for the six months
     ended June 30, 1996 ......................................          7,333                     74                  7,407

Distributions to partners for the six
     months ended June 30, 1996
     ($15.50 per limited partnership unit) ....................       (308,760)                (3,118)              (311,878)
                                                                   -----------            -----------            -----------
Balance, June 30, 1996 ........................................    $ 1,987,271            $   (79,528)           $ 1,907,743
                                                                   ===========            ===========            ===========

See notes to financial statements.

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-A,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                            For the six months ended
                                                                                                    June 30,
                                                                                      ----------------------------------
                                                                                          1996                    1995
                                                                                      ---------                ---------

 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS
Cash flows from operating activities
     Net income ................................................................      $   7,407                $  97,146
     Adjustments to reconcile net income to net
        cash provided by operating activities
            Depreciation .......................................................        272,812                  288,995
            Gain on disposition of equipment ...................................        (13,590)                    --
     Changes in assets and liabilities
        Accounts receivable ....................................................        198,908                  (41,285)
        Other receivables ......................................................          6,319                      300
        Accounts payable and accrued expenses ..................................        (30,250)                  (7,046)
        Due to affiliates ......................................................          5,032                     --
                                                                                      ---------                ---------
            Net cash provided by operating activities ..........................        446,638                  338,110
                                                                                      ---------                ---------

Cash flows from investing activities
     Proceeds from disposition of equipment ....................................        139,050                   15,475
     Other non-operating payments ..............................................           --                        400
                                                                                      ---------                ---------
            Net cash provided by investing activities ..........................        139,050                   15,875
                                                                                      ---------                ---------
Cash flows from financing activities
     Distributions to partners .................................................       (271,636)                (160,970)
     Principal payments on notes payable .......................................       (231,176)                (212,248)
                                                                                      ---------                ---------
            Net cash used in financing activities ..............................       (502,812)                (373,218)
                                                                                      ---------                ---------

Net increase (decrease) in cash and cash equivalents ...........................         82,876                  (19,233)

Cash and cash equivalents, beginning of period .................................        177,089                  198,252
                                                                                      ---------                ---------
Cash and cash equivalents, end of period .......................................      $ 259,965                $ 179,019
                                                                                      =========                =========

Supplemental disclosure of cash flow information
     Interest paid .............................................................      $   7,712                $  20,011
                                                                                      =========                =========

See notes to financial statements.

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-A,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS




1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Integrated Resources American Leasing Investors VII-A, a California Limited Partnership (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The corporate general partner of the Partnership, ALI Capital Corp. (the "Corporate General Partner"), the managing general partner of the Partnership, ALI Equipment Management Corp. ("Equipment Management"), and Integrated Resources Equipment Group, Inc. ("IREG") are wholly owned subsidiaries of Presidio Capital Corp. ("Presidio"). Z Square G Partners II was the associate general partner of the Partnership through February 27, 1995. On February 28, 1995, Presidio Boram Corp., a subsidiary of Presidio, became the associate general partner. Other limited partnerships and similar investment programs have been formed by Equipment Management or its affiliates to acquire equipment and,

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         accordingly, conflicts of interest may arise between the Partnership and such other limited partnerships. Affiliates of Equipment Management have also engaged in businesses related to the management of equipment and the sale of various types of equipment and may transact business with the Partnership.

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

         In March 1995, Presidio elected new directors for Equipment Management. Wexford Management Corp., formerly Concurrency Management Corp., provides management and administrative services to Presidio, its direct and indirect subsidiaries, as well as to the Partnership. Effective January 1, 1996, Wexford Management Corp. assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford. During the six months ended June 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $12,316.

         The Partnership has a management agreement with IREG, pursuant to which IREG would receive 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of IREG, as defined in the Limited Partnership Agreement. During the six months ended June 30, 1996 and 1995, the Partnership incurred expenses of $12,223 and $15,448, respectively, for such management services.

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributions of distributable cash from operations, as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment.
         During the six months ended June 30, 1996 and 1995, the Partnership incurred partnership management fees of $6,933 and $6,707, respectively. Such amounts are included in fees to affiliates in the statements of operations.

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

4        DISTRIBUTIONS TO PARTNERS

         Distributions payable to the Limited Partners and General Partners of $139,440 ($7.00 per unit) and $1,408, respectively, at June 30, 1996, were paid in August 1996.

5        DUE TO AFFILIATES

         The amounts due to affiliates of $9,240 and $4,208 at June 30, 1996 and December 31, 1995 represents the following:

                                                  June 30,      December 31,
                                                    1996           1995
                                                ----------     ----------
               Partnership management fees      $    7,202     $    4,208
               Equipment management fees             2,038             -
                                                ----------     ----------
                                                $    9,240     $    4,208
                                                ==========     ==========


6        EQUIPMENT SALES - 1996

         On February 8, 1996, the Partnership entered into an agreement (the "Agreement") with an unaffiliated third party (the "Purchaser") which provides for the sale of 324 dry van piggyback trailers (the "Trailers") upon their return from the lessee. Pursuant to the terms of the Agreement, redelivery of the Trailers commenced on or about January 2, 1996 and will continue through the earlier of the date at which all Trailers have been delivered and December 31, 1996. In addition, the basic term of the lease expired effective December 31, 1995, but each Trailer remains subject to the terms of its lease until the date it is redelivered by lessee in compliance with the return conditions defined in the lease agreement. At present, the return dates of the Trailers which remain on lease have not been finalized. As of June 30, 1996, 54 Trailers have been transferred to and accepted by Purchaser for a purchase price of $2,575 each.

6        EQUIPMENT SALES - 1996 (continued)

         The 54 Trailers were sold for sales proceeds aggregating $139,050. At the time of the sale, the net carrying value of the 54 Trailers was $125,460. The 54 had originally been acquired in January 1986 for an aggregate purchase cost of $740,537, inclusive of associated acquisition costs.

7        SUBSEQUENT EVENT

         On June 30, 1996, the lease of a certain Seismic Vessel (the "Seismic Vessel") owned by the Partnership expired in accordance with its terms. On July 1, 1996, the lessee, Western Atlas International, purchased the Seismic Vessel for sales proceeds of $2,550,000. At the time of the sale, such equipment had a net carrying value of approximately $1,137,600.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Liquidity and Capital Resources

         The Partnership declared a cash distribution of $7.00 per unit of limited partnership interest totaling $140,848 for the quarter ended June 30, 1996. The source of the distribution was primarily cash from operations and cash from sales generated during the current quarter. At June 30, 1996, the Partnership had operating reserves of $227,480 which was comprised of undistributed cash from operations of $127,892, as well as the general working capital reserve of $99,590.

         The Partnership's cash from operations available for distributions and to pay operating expenses during the first six months of 1996 was provided from cash generated by the lease of a certain Seismic Vessel (the "Seismic Vessel") to Western Atlas International ("Western Atlas"). Such lease expired June 30, 1996 in accordance with its terms. On July 1, 1996, Western Atlas purchased the Seismic Vessel for sales proceeds of $2,550,000. At the time of sale, such equipment had a net carrying value of $1,137,600.

         On February 8, 1996, the Partnership entered into an agreement (the "Agreement") with an unaffiliated third party (the "Purchaser") which provides for the sale of 324 dry van piggyback trailers (the "Trailers") upon their return from the lessee. Pursuant to the terms of the Agreement, redelivery of the Trailers commenced on or about January 2, 1996 and will continue through the earlier of the date at which all Trailers have been delivered and December 31, 1996. In addition, the basic term of the lease expired effective December 31, 1995, but each Trailer remains subject to the terms of its lease until the date it is redelivered by lessee in compliance with the return conditions defined in the lease agreement. At present, the return dates of the Trailers which remain on lease have not been finalized. As of June 30, 1996, 54 Trailers have been transferred to and accepted by Purchaser for a purchase price of $2,575 each.

         It is the Partnership's intention to maintain reserves (including the general working capital reserve) sufficient to support the Partnership's future obligations. In the future, liquidity and distribution levels may fluctuate based upon (i) the net proceeds from the sale of the Seismic Vessel on July 1, 1996 available for distribution. (ii) closing the sale of the Trailers as mentioned above, and (iii) requirements for operating reserves, if any.

         Upon the sale of the remaining assets, the Partnership will have liquidated all of its equipment portfolio. The Managing General Partner will then prepare a final accounting of the assets and liabilities and will commence the dissolution and termination of the Partnership and make a final distribution to partners.

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

         The Partnership had no outstanding material commitments for capital expenditures as of June 30, 1996.

         Results of Operations

         Net income decreased for the quarter and six months ended June 30, 1996 as compared with the prior year's periods, primarily due to a decrease in revenues partially offset by an overall decrease in expenses.

         The Partnership's rental revenues decreased for the quarter and six months ended June 30, 1996, due to a reduction of Trailers on lease. During the quarter ended June 30, 1996, 20 Trailers were returned by the lessee and sold as discussed previously.

         Expenses decreased for the quarter and six months ended June 30, 1996 in comparison to the prior year's periods. There was no interest expense for the quarter and six months ended June 30, 1996, due to the repayment of the principal amount of outstanding indebtedness by the application of rental payments on the leveraged transaction with respect to the trailers. The debt on such transaction was retired on January 2, 1996. Depreciation expense decreased as a result of the Trailer sales. Fees to affiliates decreased due to the reduction in equipment management fees as a result of the decrease in rentals on which such fees are based.

         A gain was recognized during the quarter and six months ended June 30, 1996 relating to the Trailer sales. No gain was recognized in the comparable prior year periods.

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


                                               Integrated Resources
                                               American Leasing Investors VII-A,
                                               a California Limited Partnership
                                          By:  ALI Equipment Management Corp.
                                               Managing General Partner



                                          /S/  Douglas J. Lambert
                                               ------------------
                                               Douglas J. Lambert
                                               President (Principal Executive
                                               and Financial Officer)





















Date: August 13, 1996