Form 10-Q
period 1996-09-30
INTEGRATED RESOURCES AMERICAN LEASING INVESTORS VII-A
filed 1996-11-14
CIK 755112

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                         FORM 10-Q - SEPTEMBER 30, 1996



                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

        BALANCE SHEETS - September 30, 1996 and December 31, 1995

        STATEMENTS OF OPERATIONS - For the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995

        STATEMENT OF PARTNERS' EQUITY - For the nine months ended
             September 30, 1996

        STATEMENTS OF CASH FLOWS - For the nine months ended
             September 30, 1996 and 1995

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

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-A,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                     September 30,  December 31,
                                                         1996          1995
                                                     -----------    -----------
ASSETS

     Cash and cash equivalents ...................   $ 2,921,373    $   177,089
     Leased equipment - net of accumulated
        depreciation of $1,884,745 and $5,392,575
        and allowance for equipment impairment
         of $245,821 and $1,699,977 ..............       296,749      2,078,535
     Accounts receivable .........................       119,381        333,283
     Other receivables ...........................        11,233          7,284
                                                     -----------    -----------

                                                     $ 3,348,736    $ 2,596,191
                                                     ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Distributions payable .......................   $ 2,827,030    $   100,606
     Accounts payable and accrued expenses .......        22,429         47,987
     Due to affiliates ...........................         4,882          4,208
     Note payable ................................          --          231,176
                                                     -----------    -----------

        Total liabilities ........................     2,854,341        383,977
                                                     -----------    -----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (19,920 units issued
        and outstanding) .........................       588,057      2,288,698
     General partners' deficit ...................       (93,662)       (76,484)
                                                     -----------    -----------

        Total partners' equity ...................       494,395      2,212,214
                                                     -----------    -----------

                                                     $ 3,348,736    $ 2,596,191
                                                     ===========    ===========

See notes to financial statements.

                                                        INTEGRATED RESOURCES
                                                  AMERICAN LEASING INVESTORS VII-A,
                                                  A CALIFORNIA LIMITED PARTNERSHIP

                                                      STATEMENTS OF OPERATIONS


                                                                     For the three months ended          For the nine months ended
                                                                           September 30,                       September 30,
                                                                   -----------------------------       -----------------------------
                                                                      1996              1995              1996               1995
                                                                   -----------       -----------       -----------       -----------
Revenues
        Rental ..............................................      $    18,951       $   234,156       $   324,555       $   701,038
        Interest ............................................           34,800             3,085            41,573             8,369
                                                                   -----------       -----------       -----------       -----------

                                                                        53,751           237,241           366,128           709,407
                                                                   -----------       -----------       -----------       -----------
Costs and expenses
        Depreciation ........................................           66,371           144,498           339,183           433,493
        General and administrative ..........................           21,600            19,740            48,192            66,242
        Fees to affiliates ..................................            2,843            11,930            21,999            34,085
        Interest ............................................             --               3,489              --              20,857
        Provision for equipment impairment ..................             --             100,000              --             100,000
        Operating ...........................................             --                 500              --                 500
                                                                   -----------       -----------       -----------       -----------

                                                                        90,814           280,157           409,374           655,177
                                                                   -----------       -----------       -----------       -----------

                                                                       (37,063)          (42,916)          (43,246)           54,230

Gain on disposition of equipment ............................        1,450,746              --           1,464,336              --
                                                                   -----------       -----------       -----------       -----------

Net income (loss) ...........................................      $ 1,413,683       $   (42,916)      $ 1,421,090       $    54,230
                                                                   ===========       ===========       ===========       ===========

Net income (loss) attributable to
        Limited partners ....................................      $ 1,399,546       $   (42,487)      $ 1,406,879       $    53,688
        General partners ....................................           14,137              (429)           14,211               542
                                                                   -----------       -----------       -----------       -----------

                                                                   $ 1,413,683       $   (42,916)      $ 1,421,090       $    54,230
                                                                   ===========       ===========       ===========       ===========
Net income (loss) per unit of limited partnership
        interest (19,920 units outstanding) .................      $     70.25       $     (2.13)      $     70.63       $      2.70
                                                                   ===========       ===========       ===========       ===========

See notes to financial statements.

                                                        INTEGRATED RESOURCES
                                                  AMERICAN LEASING INVESTORS VII-A,
                                                  A CALIFORNIA LIMITED PARTNERSHIP

                                                    STATEMENT OF PARTNERS' EQUITY




                                                                              Limited               General                 Total
                                                                             Partners'             Partners'              Partners'
                                                                              Equity                Deficit                Equity
                                                                            -----------           -----------           -----------
Balance, January 1, 1996 .........................................          $ 2,288,698           $   (76,484)          $ 2,212,214

Net income for the nine months
      ended September 30, 1996 ...................................            1,406,879                14,211             1,421,090

Distributions to partners for the nine
      months ended September 30, 1996
      ($156.00 per limited partnership unit) .....................           (3,107,520)              (31,389)           (3,138,909)
                                                                            -----------           -----------           -----------

Balance, September 30, 1996 ......................................          $   588,057           $   (93,662)          $   494,395
                                                                            ===========           ===========           ===========




See notes to financial statements.

                                  INTEGRATED RESOURCES
                            AMERICAN LEASING INVESTORS VII-A,
                            A CALIFORNIA LIMITED PARTNERSHIP

                                STATEMENTS OF CASH FLOWS

                                                              For the nine months ended
                                                                     September 30,
                                                             --------------------------
                                                                 1996          1995
                                                             -----------    -----------
 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS

 Cash flows from operating activities
       Net income ........................................   $ 1,421,090    $    54,230
       Adjustments to reconcile net income to net
            cash provided by operating activities
                 Depreciation ............................       339,183        433,493
                 Provision for equipment impairment ......          --          100,000
                 Gain on disposition of equipment ........    (1,464,336)          --
       Changes in assets and liabilities
            Accounts receivable ..........................       213,902        123,611
            Other receivables ............................        (3,949)       (36,227)
            Accounts payable and accrued expenses ........       (25,558)       (17,482)
            Due to affiliates ............................           674            838
                                                             -----------    -----------

                 Net cash provided by operating activities       481,006        658,463
                                                             -----------    -----------
 Cash flows from investing activities
       Proceeds from disposition of equipment ............     2,906,939         15,475
       Other non-operating payments ......................          --             (500)
                                                             -----------    -----------

                 Net cash provided by investing activities     2,906,939         14,975
                                                             -----------    -----------
 Cash flows from financing activities
       Distributions to partners .........................      (412,485)      (241,455)
       Principal payments on notes payable ...............      (231,176)      (431,634)
                                                             -----------    -----------

                 Net cash used in financing activities ...      (643,661)      (673,089)
                                                             -----------    -----------

 Net increase in cash and cash equivalents ...............     2,744,284            349

 Cash and cash equivalents, beginning of period ..........       177,089        198,252
                                                             -----------    -----------

 Cash and cash equivalents, end of period ................   $ 2,921,373    $   198,601
                                                             ===========    ===========
 Supplemental disclosure of cash flow information
       Interest paid .....................................   $     7,712    $    37,379
                                                             ===========    ===========

See notes to financial statements.

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-A,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Integrated Resources American Leasing Investors VII-A, a California Limited Partnership (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

         Subject  to the  rights  of the  Limited  Partners  under  the  Limited
         Partnership Agreement, Presidio will control the Partnership through its direct or indirect ownership of all the shares of Equipment Management, the Corporate General Partner and, as of February 28, 1995, the associate general partner. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio is also party to an administrative services agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of Equipment Management, the Corporate General Partner and the associate general partner. During the nine months ended September 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $17,799.

         Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated Resources, Inc. including its interests in Equipment Management, the Corporate General Partner and IREG through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

         The Partnership has a management agreement with IREG, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of IREG, as defined in the Limited Partnership Agreement. During the nine months ended September 30, 1996 and 1995, the Partnership incurred expenses of $12,601 and $23,186, respectively, for such management services.

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributions of distributable cash from operations, as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. During the nine months ended September 30, 1996 and 1995, the Partnership incurred partnership management fees of $9,398 and $10,899, respectively. Such amounts are included in fees to affiliates in the statements of operations.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)


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

         In September 1996, an affiliate of Presidio purchased 40 units of the Partnership from various other limited partners, which equals less than 1% of the outstanding limited partnership units.

4        DISTRIBUTIONS TO PARTNERS

         Distributions payable to the Limited Partners and General Partners of $2,798,760 ($140.50 per unit) and $28,270, respectively, at September 30, 1996, were paid in November 1996.

5        DUE TO AFFILIATES

         The amounts due to affiliates of $4,882 and $4,208 at September 30, 1996 and December 31, 1995 represents the following:

                                                       September 30,    December 31,
                                                           1996             1995
                                                       -------------    ------------
Partnership management fees ....................          $2,465          $4,208
Equipment management fees ......................           2,417            --
                                                          ------          ------
                                                          $4,882          $4,208
                                                          ======          ======

6        EQUIPMENT SALES - 1996

         On February 8, 1996, the Partnership entered into an agreement (the "Agreement") with an unaffiliated third party (the "Purchaser") which provided for the sale of 324 dry van piggyback trailers (the "Trailers") upon their return from the lessee pursuant to its lease with the Partnership (the "Lease"). The purchase price of each Trailer was to be determined by its redelivery date, declining from $2,575 to $1,990 per Trailer over the course of the year. Redelivery of the Trailers commenced on or about January 2, 1996, and was scheduled to continue through the earlier of the date at which all Trailers had been redelivered and December 31, 1996. The basic term of the Lease expired on December 31, 1995, but each Trailer remains subject to the Lease, with specified per diem rentals payable, until such date as it has been redelivered by the lessee in compliance with the return conditions defined in the Lease. At present, the return dates of the Trailers which remain on lease have not been finalized, and it is likely that a small number of Trailers may remain subject to the Lease through early 1997.

         As of September 30, 1996, 147 trailers had been transferred to and accepted by Purchaser, for sales proceeds aggregating $356,940. At the time of the sale the net carrying value of the 147 Trailers was $305,004. The 147 Trailers had originally been acquired in January 1986 for an aggregate purchase cost of $2,015,907, inclusive of associated costs.

         The Agreement had provided for a schedule of purchases based on the Trailer's redelivery dates in order to effect a sale of the Partnership's remaining assets by December 31, 1996. The Purchaser had failed or refused to adhere to this schedule and had otherwise defaulted in its obligations under the Agreement, citing in part a declining market for the Trailers. When it became apparent that the Purchaser was unable or unwilling to cure its defaults, the Partnership terminated the Agreement, effective November 7 1996.

         The Partnership has subsequently entered in an agreement in principle with another unaffiliated third party which calls for such party to acquire all of the remaining Trailers on a single purchase date and to assume the Partnership's rights and obligations as lessor under the Lease. The purchase price for each Trailer is $1,400. From October 1 to November 13, 1996, the Partnership closed the sale of 177 trailers for aggregate sales proceeds of $306,330. Such equipment had net carrying values aggregating $285,478 when sold.

         On June 30, 1996, the lease of a certain Seismic Vessel (the "Seismic Vessel") owned by the Partnership expired in accordance with its lease. On July 1, 1996, the lessee, Western Atlas International, purchased the Seismic Vessel for sales proceeds of $2,550,000. At the time of the sale, such equipment had a net carrying value of approximately $1,137,600.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         The Partnership declared a cash distribution of $140.50 per unit of limited partnership interest totaling $2,827,030 for the quarter ended September 30, 1996. The source of the distribution was primarily cash from sales generated during the current quarter. At September 30, 1996, the Partnership had operating reserves of $200,111 which was comprised of undistributed cash from operations of $100,521, as well as the general working capital reserve of $99,590.

         The Partnership's cash from operations available for distributions and to pay operating expenses during the first nine months of 1996 was provided from cash generated by the lease of a certain Seismic Vessel (the "Seismic Vessel") to Western Atlas International ("Western Atlas"). Such lease expired June 30, 1996 in accordance with its terms. On July 1, 1996, Western Atlas purchased the Seismic Vessel for sales proceeds of $2,550,000. At the time of sale, such equipment had a net carrying value of $1,137,600.

         On February 8, 1996, the Partnership entered into an agreement (the "Agreement") with an unaffiliated third party (the "Purchaser") which provided for the sale of 324 dry van piggyback trailers (the "Trailers") upon their return from the lessee pursuant to its lease with the Partnership (the "Lease"). The purchase price of each Trailer was to be determined by its redelivery date, declining from $2,575 to $1,990 per Trailer over the course of the year. Redelivery of the Trailers commenced on or about January 2, 1996, and was scheduled to continue through the earlier of the date at which all Trailers had been redelivered and December 31, 1996. The basic term of the Lease expired on December 31, 1995, but each Trailer remains subject to the Lease, with specified per diem rentals payable, until such date as it has been redelivered by the lessee in compliance with the return conditions defined in the Lease. At present, the return dates of the Trailers which remain on lease have not been finalized, and it is likely that a small number of Trailers may remain subject to the Lease through early 1997.

         As of September 30, 1996, 147 trailers had been transferred to and accepted by Purchaser, for sales proceeds aggregating $356,940. At the time of the sale the net carrying value of the 147 Trailers was $305,004. The 147 Trailers had originally been acquired in January 1986 for an aggregate purchase cost of $2,015,907, inclusive of associated costs.

         The Agreement had provided for a schedule of purchases based on the Trailer's redelivery dates in order to effect a sale of the Partnership's remaining assets by December 31, 1996. The Purchaser had failed or refused to adhere to this schedule and had otherwise defaulted in its obligations under the Agreement, citing in part a declining market for the Trailers. When it became apparent that the Purchaser was unable or unwilling to cure its defaults, the Partnership terminated the Agreement, effective November 7 1996.

         The Partnership has subsequently entered in an agreement in principle with another unaffiliated third party which calls for such party to acquire all of the remaining Trailers on a single purchase date and to assume the Partnership's rights and obligations as lessor under the Lease. The purchase price for each Trailer is $1,400. From October 1 to November 13, 1996, the Partnership closed the sale of 177 trailers for aggregate sales proceeds of $306,330. Such equipment had net carrying values aggregating $285,478 when sold.

         The sale of the remaining trailers on November 13, 1996 completes the liquidation of the Partnership's equipment portfolio. The Managing General Partner will prepare a final accounting of the assets and liabilities and commence the dissolution and termination of the Partnership and make a final distribution to partners.

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

         The Partnership had no outstanding material commitments for capital expenditures as of September 30, 1996.

         Results of Operations

         Net income increased for the quarter and nine months ended September 30, 1996 as compared with the prior year's periods, primarily due to the sales of the Seismic Vessel and Trailers. The gain recognized for the quarter and nine months ended September 30, 1996 was reduced by a decrease in revenues partially offset by an overall decrease in expenses.

         The Partnership's rental revenues decreased for the quarter and nine months ended September 30, 1996, due to a reduction of Trailers on lease. During the quarter ended September 30, 1996, 93 Trailers were returned by the lessee and sold as discussed previously.

         Expenses decreased for the quarter and nine months ended September 30, 1996 in comparison to the prior year's periods. There was no interest expense for the quarter and nine months ended September 30, 1996, due to the repayment of the principal amount of outstanding indebtedness by the application of rental payments on the leveraged transaction with respect to the Trailers. The debt on such transaction was retired on January 2, 1996. Depreciation expense decreased as a result of the Trailer sales. Fees to affiliates decreased due to the reduction in equipment management fees as a result of the decrease in rentals on which such fees are based.

         A gain was recognized during the quarter and nine months ended September 30, 1996 relating to the sales of the Seismic Vessel and the Trailers as previously discussed. No gain was recognized in the comparable prior year periods.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  None
(b)  Reports on Form 8-K:  Current report on Form 8-K dated July 1, 1996

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


                                   Integrated Resources
                                   American Leasing Investors VII-A,
                                      a California Limited Partnership
                          By:      ALI Equipment Management Corp.
                                   Managing General Partner



                          /S/      Douglas J. Lambert
                                   --------------------------------------------
                                   Douglas J. Lambert
                                   President (Principal Executive and Financial
                                     Officer)




Date: November 12, 1996